Form 10KSB
IMPERIAL CONSOLIDATED CAPITAL
filed 2004-07-22
CIK 1116269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-SB

GENERAL FORM FOR REGISTRATION OF SECURITIES
OF SMALL BUSINESS ISSUERS

Under Section 12(b) or (g) of the Securities Exchange Act of 1934

IMPERIAL CONSOLIDATED CAPITAL
 (Name of Small Business Issuer In Its Charter)

Nevada (State of Incorporation)	Not Applicable (I.R.S. Employer Identification No.)

6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada 89119-3146
(Address of principal executive offices)

Issuer’s Telephone Number: (702) 851-3431

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under Section 12(g) of the Act:  Common stock, par value $.001 per share

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Backround

Imperial Consolidated Capital (the “Issuer” or “Company”) is a Nevada corporation formed on February 14, 2000.  Its principal place of business is 6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada 89119-3146.

The Company was initially formed to engage in the Internet debt management business.  In 2000, the Company appointed management and completed an equity financing.  In 2000, 2001 and 2002, the Company was reviewing business opportunities but did not enter into any agreements or complete any acquisitions.

At incorporation, the directors were John Donaldson and Donna Levine.  Mr. Donaldson acted as a director, President and Chief Financial Officer of the Company and resigned April 21, 2003.  Kerry McCullagh replaced Mr. Donaldson as director, President and Chief Financial Officer.  Ms. Levine served as a director and Secretary and resigned October 31, 2003.  Thornton Donaldson replaced Ms. Levine as director and Secretary.

In 2003, the Company began to focus its efforts on mineral exploration.  It appointed new management, Kerry McCullagh and Thornton Donaldson.  The original management and directors, Donna Levigne and John Donaldson, resigned.  In 2003, the Company acquired certain rights in a mineral property, the Triune Property.

In 2000, the Company issued 5,000,000 common shares pursuant to a Rule 504 registration statement.  In 2003, the original shareholders holding 5,000,000 common shares transferred 3,500,000 common shares by way of gift to new shareholders, retaining the balance of 1,500,000 common shares.  The Company was not considered a black check at the time of this transfer.

Business of the Issuer

We are voluntarily filing this Registration Statement so that we can become a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); that will allow us to seek to have our securities publicly quoted on the OTC Bulletin Board (the "OTC-BB") of the National Association of Securities Dealers, Inc. (the "NASD") or some other nationally recognized medium.  We will continue to file all reports required of us under the Exchange Act.  Presently, the NASD requires companies seeking quotations on the OTC Bulletin Board to be "reporting issuers," and management also believes that in the present corporate regulatory climate, being a "reporting issuer" will soon become a requirement for every nationally recognized medium on which securities of companies are publicly traded.  The information required to be filed by us with the Securities and Exchange Commission as a "reporting issuer" may also provide us with some credibility when seeking future business opportunities.

The Company plans to engage in the mineral exploration business in North America.  It intends to explore for minerals and metals, including gold, silver, zinc and lead.

The Company acquired a 100% interest in the Triune Property in August, 2003 from William McCullagh, the father of Kerry McCullagh, the President of the Company ..  The Triune consists of six mineral claims, the Triune, Enterprise, Silver Chief, Kamloops Fraction, Revenge and Kamloops.

The claims are located about 15 miles southeast of the Village of Trout Lake that is located approximately 48 miles southeast of the Town of Revelstoke, in the Revelstoke Mining District of British Columbia.

The Triune Property contains a previous semi-exploited vein structure (the Triune vein) and there was limited production in the early part of the twentieth century.  However, at this time the Triune Property has no proven or probable mineral reserves.  The Company owns a 100% undivided mineral interest, and title to the mineral claim gives it the rights to any of the mineral deposits situated on the claims.

The plan of operation is to carry out exploration work on the Triune Property and to ascertain the quantities of gold, silver, zinc and lead.  The Company will not be able to determine whether or not our mineral claims contain a mineral deposit, or reserve, until appropriate exploration work is done and an economic evaluation based on that work concludes economic viability.

The Company obtained a report on the Triune Property from and independent consultant, W.G. Timmins, P.Eng. dated September 15, 2003.  Mr. Timmins is a professional engineer and consulting geologist with 36 years of experience in mineral exploration, and has been involved in the evaluation, exploration and development of mineral properties throughout the United States, Canada, Latin and South America, Australia and New Zealand.  Mr. Timmins does not have any interest in the Triune Property or the Company.  The report is based on published and private reports, maps and data provided by the Company and in the public domain, and past visits to the area.  Mr. Timmin’s report details the geological and exploration history of the Triune Property, including the land status, climate, geology and mineralization.  Based upon previous exploration activity in the area and his personal knowledge of the property, Mr. Timmins recommends the Company conduct a specific exploration program on the Triune Property.

The exploration program proposed by the Company’s independent consultant is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such mineralized zones.  It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations.  If we decide to abandon our mineral claim at any stage of our exploration program, we intend to acquire other properties and conduct similar exploration programs. The other properties may be located in the same mining district or we may in the future explore properties located in other jurisdictions, which may include other provinces in Canada, or in the United States.  Currently, the Company does not have any other properties or any intentions of acquiring any other properties.

A two phase exploration and drilling program has been proposed.  Phase I consists of road reconstruction, trenching and blasting, mapping and sampling on the property and is estimated to cost $25,300.  Phase II will be contingent on the success of Phase I and will consist of diamond drilling at a proposed cost of $131,100.  This exploration program is designed to efficiently explore and evaluate the mineral claims.

The Company will maintain the claims in good standing by paying approximately $99.61 per year to the Mineral Titles Branch of the Province of British Columbia, commencing in July 2004.

Pursuant to a Property Agreement dated August 15, 2003, the Company acquired a 100% undivided mineral interest in the Triune Property from William McCullagh for a cash consideration of $25,000, payable $2,500 upon execution of the Agreement, $5,000 on or before August 15, 2004 and the balance of $17,500 on or before August 15, 2005; plus a 1% Net Smelter Return Royalty to a maximum of $1,000,000; and 5,000,000 million common shares of the Company issued upon execution of the Agreement.

Work on the claim is governed by the laws of the Province of British Columbia.  Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia).  A mineral claim acquires the right to the minerals that were available at the time of location and as defined in the Mineral Tenure Act (British Columbia).  There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes.  All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

The Company has no employees at this time.  The President of the Company, Kerry McCullagh, and Director, Thornton Donaldson, fulfill all administrative and corporate development functions on behalf of the Company.  The Company will utilize qualified independent contractors to carry out all work on the Triune Property.  Presently, there are no agreements or understandings to hire such independent contractors.

We do not expect any major challenges in accessing the Triune Property during the initial exploration stages.

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act.  This act sets forth rules for locating claims, posting claims, working claims, and reporting work performed.

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.  We must comply with these laws to operate our business.  Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review.  We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us or our agent.  The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land.  Accordingly, we will be required to obtain a work permit if we proceed with the second phase of our exploration program.  There is a charge of approximately $1,500 in order to obtain a work permit under the Mining Act.  The time to obtain a work period is approximately four weeks.  We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines.  We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land.  The cost of remediation work will vary according to the degree of physical disturbance.  No remediation work is anticipated as a result of completion of Phase I of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by Mr. Timmins’ report.  As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken.  The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program.  Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to a natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.  Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground.  The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event an economic deposit is discovered.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This statement includes projections of future results and “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Form 10-SB Registration document, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Form 10-SB Registration document, including without limitation, those risk factors outlined in this section.

We plan to engage in the mineral exploration business in North America; and intend to explore for minerals and metals, including gold, silver, zinc and lead.

During 2003, new management were appointed with experience in mineral exploration, to facilitate the acquisition of a mineral property.  At incorporation, the directors were John Donaldson and Donna Levine.  Mr. Donaldson acted as a director, President and Chief Financial Officer of the Company and resigned April 21, 2003.  Kerry McCullagh replaced Mr. Donaldson as director, President and Chief Financial Officer.  Ms. Levine served as a director and Secretary and resigned October 31, 2003.  Thornton Donaldson replaced Ms. Levine as director and Secretary.

Pursuant to a Property Agreement dated August 15, 2003, the Company acquired a 100% undivided mineral interest in the Triune Property from William McCullagh for a cash consideration of $25,000, payable $2,500 upon execution of the Agreement, $5,000 on or before August 15, 2004 and the balance of $17,500 on or before August 15, 2005; plus a 1% Net Smelter Return Royalty to a maximum of $1,000,000; and 5,000,000 million common shares of the Company issued upon execution of the Agreement.

Liquidity

We will have to raise additional capital in the next twelve months.  In this regard the Company will be primarily dependent upon proceeds from the sale of the Company’s common stock. Historically, revenues from existing operations have not been adequate to fund the operations of the Company.  If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional mineral exploration programs.

While we have raised capital to meet our working capital needs, additional financing is required in order to complete all of the planned mineral exploration programs and mineral property acquisitions.   We are seeking financing, in the form of equity and debt in order to fund future operation and provide working capital.   There are no assurances the Company will be successful in raising the funds required.

As of March 31, 2004 , the Company had $44,258 cash on hand, sufficient to fund operations for the next 12 months, including the remaining payments required by the Property Agreement, and the initial Phase I work program on the Triune Property.  Contingent upon obtaining favourable results from the Phase I work program, the Company will have to raise additional funds to conduct a Phase II work program.

Our plan is to raise more financing as soon as our shares are approved for trading to enable us to complete additional mineral exploration programs and mineral property acquisitions.  Currently, the Company has no definitive plan for additional financing as additional financing will be contingent upon whether the Company will obtain "reporting issuer" status with the SEC and become listed on the OTC-BB; and upon obtaining favourable results from the Phase I work program.4.

We have no employees and do not anticipate that there will be a need to add employees over the next twelve months.

On May 13, 2003, the Company entered into an agreement with a third party for services to be rendered in relation to the Company’s listing on a public market in the United States.  As consideration, the agreement requires the Company to pay $10,000 consisting of $2,500 upon execution of the agreement and an additional $2,500 every two months thereafter.  Subsequent to June 30, 2003, the third party agreed to extend the time of payment of the remaining $7,500 until further services have been provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Risk Factors

The Company’s business is subject to numerous risk factors, including the following:

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.  The Company has had no operating history and has received no revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues.  This will result in the Company incurring a net operating loss that will increase continuously until the Company locates an economic mineral deposit or completes a business combination.  There is no assurance that the Company will identify an economic mineral property or complete a business combination.

SPECULATIVE NATURE OF COMPANY’S PROPOSED OPERATIONS.  The success of the Company’s proposed plan of operation will depend to a great extent on the viability of the identified mineral properties.  While management intends to seek mineral properties with economically viable mineral deposits, it cannot assure that the Company will successfully locate candidates meeting such criteria.

COMPETITION.  The mineral industry is fragmented.  The Company will compete with other exploration companies looking for a variety of mineral resources, and is a very small exploration company compared to many of its competitors.  Although the Company will be competing with other exploration companies, there is no competition for the exploration of minerals on the Company’s mineral claims.  It intends to explore and find sufficient mineralization to a point in which major mining companies or mining financial groups would seriously consider pursuing the mineral claims as a valuable and significant acquisition although there is no assurance of when, if ever, this will happen ..

STRICT ENVIRONMENTAL REGULATIONS.  Our operations are subject to a variety of federal, state, local, provincial and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations.  Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed.  Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us.  Therefore, there can be no assurance that we will not incur significant environmental compliance costs in the future.

SIGNIFICANT GOVERNMENTAL REGULATIONS.  Mineral exploration, development and production are subject to various types of regulation by local, state, provincial and federal agencies.  Legislation affecting the mining industry is under constant review for amendment and expansion.  Also, numerous departments and agencies, are authorized by statute to issue and have issued rules and regulations binding on the mineral exploration and mining industry and its individual members, some of which carry substantial penalties for failure to comply.  The regulatory burden on the industry increases our cost of doing business and, consequently, affects its profitability.

CONTINUED MANAGEMENT CONTROL.  The success of our operations and activities is dependent to a significant extent on the efforts and abilities of its management.  The loss of services of Kerry McCullagh , (President), or Thornton Donaldson (Director) could have a material adverse effect on our business.  We have not obtained key man insurance for any of our management.  The Company’s officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.  See Item “MANAGEMENT.”

CONFLICTS OF INTEREST.  The Company’s officers and directors participate in other business ventures that compete directly with the Company.  Additional conflicts of interest and non-”arms-length” transactions may also arise in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.  The Company’s Board of Directors has adopted a resolution which prohibits the Company from completing a combination with any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.  Management is not aware of any circumstances under which this policy could be changed while current management is in control of the Company.

BLUE SKY CONSIDERATIONS.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, holders of these shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities.  These restrictions could reduce the size of any potential market.  As a result of recent changes in federal law, non-issuer trading or resale of the Company’s securities is exempt from state registration or qualification requirements in most states.  Accordingly, investors should consider any potential secondary market for the Company’s securities to be a limited one.

ITEM 3.   DESCRIPTION OF PROPERTY.

The Company is in the business of acquiring and exploring for minerals and metals, including gold, silver, zinc and lead.

On August 15, 2003, the Company acquired a 100% undivided mineral interest in the Triune Property, located in Revelstoke Mining District of British Columbia, Canada.  To date, no director or officer has visited the property nor are there any facilities at the site.

The property is located 15 miles southwest of Trout Lake which is some 48 miles southeast of the town of Revelstoke, B.C. situated some 300 miles east of Vancouver, B.C.  The property may be reached by paved highway, gravel road and four-wheel drive road.

The claims lie in textremely rugged terrain.  The claims range in elevation from about 7,250 feet above sea level to 7,650 feet above sea level and locally the topography is extremely steep.

Annual snowfall may be as much sa 30 feet and the area of the workings is uaually snow-free from mid July to October.

Heavy timber consisting of fir, cedar and hemlock grow below 4,500 feet.  Above 4,500 feet, there is sparse stunted timber and the old mine area is above timber.

The property is underlain by the Index and Triune Formations of the Lardeau Group of rocks which include gemstones, phyllites, limestone, slates and argillites.  Mineralization containing gold, silver, lead and zinc associated with galena and sphalerite occurs in quartz vein structures in the slates and phyllites.

The Triune Property contains a previous semi-exploited vein structure (the Triune vein) and there was limited production in the early part of the twentieth century.

Past work has included the excavation of four adits and shipment of 534 tons of ore in the early 1900's.  Sporadic work by other groups, aerial tramway constructed and some material mined and shipped in 1916 to 1918, and activity and stockpiling in 1940.  Geologic mappping was carried out and rehabilitation of adits in 1969.  Currently, there are no equipment or facilities present on the property.

Presently, the Triune Property has no proven or probable mineral reserves and the proposed work program is exploratory in nature.  The Company’s title to the mineral claims gives it the rights to any of the mineral deposits situated on the claims.

ESTIMATED COSTS OF RECOMMENDED PROGRAM IN U.S. DOLLARS
PHASE I
1.	Road Reconstruction	$ 4,000
2.	Trenching and Blasting	3,000
3.	Mapping and Sampling	3,000
4.	Mobilization and Demobilization	2,000
5.	Transportation, Trucks, etc.	2,000
6.	Camp, Accommodation and Board costs	4,000
7.	Assay Costs	2,000
8.	Engineering, Supervision, reports, etc.	2,000

	Contingency @ 15%	3,300

	Total Cost - Phase I		$25,300

PHASE II
1.	Diamond Drilling including:
	mobilization/demobilization, camp costs, etc.
	Estimated: 2,500 feet NQ core @ $30/ft	$ 75,000
2.	Transport and Travel, Truck, etc.	5,000
3.	Assaying, Analyses	3,000
4.	Core Logging, On-site Supervision	5,000
5.	Engineering Reports	4,000

	Contingency @ 15%	13,800

	Total Cost - Phase II		$105,800

	TOTAL COST- PHASE I AND PHASE II		$131,100

Further work would be dependent upon results of the above recommended program of work.

The Company rents its principal executive offices located at 6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada 89119-3146.  The Company does not have a formal written rental agreement and rents its offices on a month to month basis for $150/month.  The offices are not owned by an affiliated party.

ITEM 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2004, the number and percentage of outstanding shares of common stock which are beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company’s outstanding common stock.  Unless otherwise indicated in the footnotes below, the address of each stockholder is 6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada, 89119-3146.

Title of Class	Name and Address of Shareholder	Number of Shares	Percent of Class
Common Stock	Kerry McCullagh 6075 South Eastern Avenue Suite 1 Las Vegas, Nevada 89119-3146	0	0%
Common Stock	Thornton Donaldson 6075 South Eastern Avenue Suite 1 Las Vegas, Nevada 89119-3146	35,000	0.34%
Common Stock	William McCullagh 6075 South Eastern Avenue Suite 1 Las Vegas, Nevada 89119-3146	5,000,000	48%
Common Stock	Directors, Senior Officers and Promoters as a Group (2 persons)	35,000	0.34%

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 5.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company’s officers and directors will devote their time to the business on an “as-needed” basis, which is expected to require 10-20 hours per month each ..

Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position with the Company
Kerry McCullagh	47	President and Director
Thornton Donaldson	74	Secretary/Treasurer and Director

Kerry McCullagh - President and Director

Mr. McCullagh has been a Director of the Company since April 2003 and President of the Company since October, 2003.  Mr. McCullagh has been involved in the mineral exploration industry for more than twenty years.  He has participated in production gold mining, extensive exploration programs including preliminary sampling, trenching, as well as diamond drilling programs in both North and Central America.  He also provides consulting services for privately owned companies in Business Development.  He is not currently an officer or director of any other publicly listed company.

Thornton Donaldson - Secretary/Treasurer and Director

Mr. Donaldson has been a Director of the Company since June 2003 and Secretary/Treasurer of the Company since October, 2003.  Mr. Donaldson has been involved in the resource industry for more than forty years.  He has participated in both production and exploration projects in USA and Canada as well as both Central and South America.  The focus of these projects has been very diversified, including gold, silver, tin, diamonds, sulphur, uranium and the petroleum industry.  Mr. Donaldson’s background also includes finance and investment, with years in the investment industry where he specialized in public underwriting and private placements for junior resource companies.  Mr. Donaldson is currently Chairman of the Board and Director for Uranium Power Corporation, a publicly listed Colorado Corporation involved in the North American petroleum industry.

There are no promoters of the Company.

Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that Kerry McCullagh and Thornton Donaldson have other business interests to which they devote a portion of their attention.  Mr. McCullagh and Mr. Donaldson may continue to do so, notwithstanding the fact that management time should be devoted to the business of the Company.  Mr. McCullagh and Mr. Donaldson may in the future become a shareholder, officer or director of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company.  The Company does not currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to the Company’s proposed business operations.

Kerry McCullagh and Thornton Donaldson, so long as they remain an officer or director of the Company, are subject to the restriction that all opportunities contemplated by the Company’s plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that she is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

The Audit Committee recommends independent accountants to the Company to audit the Company’s financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company’s interim and year-end operating results with the Company’s executive officers and the Company’s independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.  The members of the Audit Committee are Thornton Donaldson and William McCullagh.

ITEM 6.   EXECUTIVE COMPENSATION.

The Company’s officers and directors have not received any compensation for their services rendered to the Company, nor have they received such compensation in the past.  They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has completed an additional financing contingent upon obtaining approval as a "reporting issuer" from the SEC and being listed on the OTC-BB; and upon obtaining favourable results from the Phase I work program ..  As of the date of this registration statement, the Company is not paying Kerry McCullagh or Thornton Donaldson and they are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 7.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Kerry McCullagh , President and Director of the Company is the son of William McCullagh, the individual who sold the Triune Property to the Company and is currently the largest shareholder of the Company.

The amount paid for the Triune Property was determined based on negotiations that considered the Triune Property’s history of limited production and its current value for mineral exploration.  This was determined by all of the Directors of the Company at the time, Donna Lavigne, Kerry McCullagh and Thornton Donaldson, and the Property owner, William McCullagh.

Although William McCullagh would be considered a promoter of this Company there are no disclosure requirements that would apply to him.

On August 28, 2003, the Company entered into a Convertible Debenture Agreement with Donna Donaldson for a loan of $12,500.  The terms of the loan are for one (1) year at an interest of ten (10%) per annum convertible at a price of $0.10 per share.

On August 29, 2003, the Company entered into a Convertible Debenture Agreement with William McCullagh for a loan of $12,500.  The terms of the loan are for one (1) year at an interest of ten (10%) per annum convertible at a price of $0.10 per share.

ITEM 8.   DESCRIPTION OF SECURITIES.

The Company’s authorized capital consists of 100,000,000 shares of common stock, with a par value of $0.001 per share.  At March 15, 2004, there were 10,410,000 shares of common stock issued and outstanding.

On August 28, 2003, the Company entered into a Convertible Debenture Agreement with Donna Donaldson for a loan of $12,500.  The terms of the loan are for one (1) year at an interest of ten (10%) per annum convertible at a price of $0.10 per share.

On August 29, 2003, the Company entered into a Convertible Debenture Agreement with William McCullagh for a loan of $12,500.  The terms of the loan are for one (1) year at an interest of ten (10%) per annum convertible at a price of $0.10 per share.

All common stock are of the same class and have the same rights, preferences and limitations.  The holders of the shares are entitled to dividends in cash, property or shares as and when declared by the Board of Directors out of funds legally available therefor.  We have not paid dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.  Holders of common stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders.  Upon liquidation, holders of common stock are entitled to share pro rata such assets of the Company as are distributable to the holders of common stock.  Upon any liquidation, dissolution or winding up of the business of the Company, after payment or provision for payment of all debts, obligations or liabilities of the Company, the balance of the assets of the Company will be distributed to the holders of common stock.  There are no pre-emptive rights or conversion rights attached to the common stock.  There are also no redemption or purchase for cancellation or surrender provisions, sinking or purchase fund provisions, or any provisions as to modification, amendment or variation of any such rights or provisions attached to our common stock.  The Company’s Board of Directors has authority, without action by the Company’s stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership in the Company of its stockholders and which may dilute the book value of the common stock.

There are no options, warrants or other share rights outstanding at this time.

PART II

ITEM 1.   MARKET PRICE OF AND DIVDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price

The Company’s common stock is not yet quoted on any market or quotation system in the United States.  Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company’s securities.

Shareholders

As of March 15, 2004, the Company had 50 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid dividends on its common stock.  It currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 2.   LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is or is likely to be a party or of which its property is or is likely to be the subject.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

The Company has had no disagreements with its independent accountants.

ITEM 4.   RECENT SALES OF UNREGISTERED SECURITIES.

During the past three years, the Registrant has sold the following securities that were not registered under the Securities Act of 1933, as amended.

Subscribers	Date	Securities	Consideration
10 subscribers	March 1, 1999	5,000,000 shares	$5,000 cash
1 subscriber	June 30, 2003	5,000,000 shares	100% interest in Triune Property
39 subscribers	September 30, 2003	410,000 shares	$41,000 cash

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale.   Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

On January 2, 2001, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for total proceeds of $5,000 in a private offering to 2 individual founders of the Company.  The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933.  No commissions were paid on the sale of these shares.

Between May 13, 2003 and August 20, 2003, the Company issued 410,000 shares of common stock at a price of $0.10 per share for total proceeds of $41,000 in a private offering to 34 individuals.  The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, Regulation D Rule 506.  No commissions were paid on the sale of these shares.

On August 15, 2003, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for total proceeds of $5,000 as part of the consideration paid pursuant to a mineral property agreement in a private transaction with 1 individual.  The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933.  The individual was an accredited investor.  No commission was paid on the issue of these shares.

ITEM 5.   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

The Company and its affiliates may not be liable to its shareholders for errors in judgment or other acts or omissions not amounting to intentional misconduct, fraud, or a knowing violation of the law, since provisions have been made in the Articles of Incorporation and By-laws limiting such liability.  The Articles of Incorporation and By-laws also provide for indemnification of the officers and directors of the Company in most cases for any liability suffered by them or arising from their activities as officers and directors of the Company if they were not engaged in intentional misconduct, fraud, or a knowing violation of the law.  Therefore, purchasers of these securities may have a more limited right of action than they would have except for this limitation in the Articles of Incorporation and By-laws.

The officers and directors of the Company are accountable to the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company’s affairs.  A shareholder may be able to institute legal action on behalf of him or herself and all others similarly stated shareholders to recover damages where the Company has failed or refused to observe the law.

Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations.  Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company in connection with such sale or purchase, including the misapplication by any such officer or director of the proceeds from the sale of these securities, may be able to recover such losses from the Company.

PART F/S

Copy of the Company’s audited financial statements for the fiscal years from inception on February 14, 2000 to the year ended June 30, 2003 plus a copy of the Company’s financial statements for the six-month period ended December 31, 2003.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

BALANCE SHEETS

JUNE 30

		2003	2002

ASSETS

Current
Cash		$ 9,407	$ 57
Deferred tax asset less valuation allowance of $5,633 and $3,585		-	-

Total assets		$ 9,407	$ 57

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities		$ 8,000	$ 5,000
Due to related party (Note 4)		500	300

Total current liabilities		8,500	5,300

Commitments (Note 7)

Stockholders' equity (deficiency in assets)
Common stock (Note 5)
Authorized
100,000,000	shares, par value of $0.001
Issued
5,120,000	shares (2002 – 5,000,000)	5,120	5,000
Additional paid-in capital		11,880	-
Deficit accumulated during the exploration stage		(16,093)	(10,243)

Total stockholders’ equity (deficiency in assets)		907	(5,243)

Total liabilities and stockholders’ equity (deficiency in assets)		$ 9,407	$ 57

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative From Inception (February 14, 2000) to June 30, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002

EXPENSES
Bank charges and interest	$ 368	$ 97	$ 132
Foreign exchange gain	(110)	(110)	-
Management fees	5,000	-	-
Professional fees	10,863	5,863	3,000

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(16,121)	(5,850)	(3,132)

OTHER ITEMS
Interest and other income	28	-	2

Loss before income taxes	(16,093)	(5,850)	(3,130)

Provision for income taxes	-	-	-

Net loss	$ (16,093)	$ (5,850)	$ (3,130)

Basic and diluted net loss per share		$ (**)	$ (**)

Weighted average number of shares outstanding		5,007,616	5,000,000

** Less than $(0.01)

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Number	Amount

Balance, February 14, 2000 (date of inception) and June 30, 2000	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share, January 2001	5,000,000	5,000	-	-	5,000
Net loss	-	-	-	(7,113)	(7,113)

Balance, June 30, 2001	5,000,000	5,000	-	(7,113)	(2,113)

Net loss	-	-	-	(3,130)	(3,130)

Balance, June 30, 2002	5,000,000	5,000	-	(10,243)	(5,243)

Common stock issued for cash at $0.10 per share, May 2003	25,000	25	2,475	-	2,500
Common stock issued for cash at $0.10 per share, June 2003	95,000	95	9,405	-	9,500
Net loss	-	-	-	(5,850)	(5,850)

Balance, June 30, 2003	5,120,000	$ 5,120	$11,880	$(16,093)	$907

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative From Inception (February 14, 2000) to June 30, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,093)	$ (5,850)	$ (3,130)

Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	8,000	3,000	3,000

Net cash used in operating activities	(8,093)	(2,850)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	17,000	12,000	-
Increase in due to related party	500	200	-

Net cash provided by financing activities	17,500	12,200	-

Change in cash for the period	9,407	9,350	(130)

Cash, beginning of period	-	57	187

Cash, end of period	$ 9,407	$ 9,407	$ 57

Cash paid during period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

1.

HISTORY AND ORGANIZATION

The Company was incorporated in the State of Nevada on February 14, 2000.  The Company plans to engage in the mineral exploration business in North America.  The Company is considered to be an exploration stage company as it has not generated revenues from operations.

2.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock.  Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future.  Management’s plan in this regard is to secure additional funds through future equity financings.  Such financings may not be available or may not be available on reasonable terms.

	2003	2002
Deficit accumulated during the exploration stage	$ (16,093)	$ (10,243)
Working capital (deficiency)	907	(5,243)

3.

SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) that nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, “Accounting of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9” (“SFAS 147”).  SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.  SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In November 2002, FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees.  It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002 while the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002 .

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003 ).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003 .  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004 .

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

4.

DUE TO RELATED PARTY

At June 30, 2003, due to related party consists of two promissory notes of $200 and $300 (2002 - $Nil and $300) to a former director of the Company that are unsecured, non-interest bearing and have no fixed terms of repayment.

5.

COMMON STOCK

On January 2, 2001, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for total proceeds of $5,000.

On May 13, 2003, the Company issued 15,000 shares of common stock at a price of $0.10 per share for total proceeds of $1,500.

On May 28, 2003, the Company issued 10,000 shares of common stock at a price of $0.10 per share for total proceeds of $1,000.

On June 2, 2003, the Company issued 30,000 shares of common stock at a price of $0.10 per share for total proceeds of $3,000.

On June 3, 2003, the Company issued 15,000 shares of common stock at a price of $0.10 per share for total proceeds of $1,500.

On June 4, 2003, the Company issued 5,000 shares of common stock at a price of $0.10 per share for total proceeds of $500.

On June 10, 2003, the Company issued 5,000 shares of common stock at a price of $0.10 per share for total proceeds of $500.

On June 16, 2003, the Company issued 10,000 shares of common stock at a price of $0.10 per share for total proceeds of $1,000.

On June 17, 2003, the Company issued 5,000 shares of common stock at a price of $0.10 per share for total proceeds of $500.

On June 20, 2003, the Company issued 5,000 shares of common stock at a price of $0.10 per share for total proceeds of $500.

On June 30, 2003, the Company issued 20,000 shares of common stock at a price of $0.10 per share for total proceeds of $2,000.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

5.

COMMON STOCK (cont’d…)

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

6.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2003	2002
Loss before income taxes	$ (5,850)	$ (3,130)

Expected income tax recovery	$ 2,048	$ 1,095
Unrecognized benefit of operating loss carryforwards	(2,048)	(1,095)

Income tax benefit	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2003	2002

Deferred tax assets:
Operating loss carryforwards	$ 5,633	$ 3,585
Valuation allowance	(5,633)	(3,585)

Net deferred tax assets	$ -	$ -

The Company has approximately $16,000 of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

7.

COMMITMENTS

On May 13, 2003, the Company entered into an agreement with a third party for services to be rendered in relation to the Company’s listing on a public market in the United States.  As consideration, the agreement requires the Company to pay $10,000 consisting of $2,500 upon execution of the agreement and an additional $2,500 every two months thereafter.  Subsequent to June 30, 2003, the third party agreed to extend the time of payment of the remaining $7,500 until further services have been provided.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003

8.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and due to related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

9.

SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

10.

SUBSEQUENT EVENTS

The Company entered into the following transactions subsequent to June 30, 2003:

a)

The Company issued 290,000 shares of common stock at a price of $0.10 per share for total proceeds of $29,000.

b)

Pursuant to a mineral property agreement dated August 15, 2003, the Company acquired a 100% interest in the Truine Mine located in British Columbia (the “Triune Mine”) from a relative of the Company’s president.  As consideration, the Company agreed to:

i)

pay $25,000, of which $2,500 is payable upon execution of the agreement (paid) $5,000 on or before August 15, 2004 and the balance of $17,500 payable on or before August 15, 2005;

ii)

pay a 1% net smelter returns royalty to a maximum of $1,000,000; and

iii)

issue 5,000,000 shares of common stock of the Company at a price of $0.001 per share  upon execution of this agreement (issued).

The Company recorded the Triune Mine at the historical cost basis to the relative of the Company’s president which was $18,022.  The consideration paid over the historical cost basis of $11,978 was recorded as a constructive dividend.

c)

On August 28, 2003, the Company entered into a convertible debenture agreement with a director of the Company for $12,500.  The convertible debenture expires on August 28, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the convertible debenture plus accrued interest into shares of common stock of the Company at a price of $0.10 per share.

d)

On August 29, 2003, the Company entered into a convertible debenture agreement with a director of the Company for $12,500.  The convertible debenture expires on August 29, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the convertible debenture plus accrued interest into shares of common stock of the Company at a price of $0.10 per share.

PART III

ITEM 1.   INDEX TO EXHIBITS.

(a)   Exhibits.  Exhibits required to be attached are listed in the Index to Exhibits of this Form 10-SB under “Item 2, Description of Exhibits”.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2004	Imperial Consolidated Capital /s/ “Kerry McCullagh” Kerry McCullagh President, CFO and Director /s/ “Thornton Donaldson” Thornton Donaldson Secretary and Director

ITEM 2.   DESCRIPTION OF EXHIBITS.

EXHIBITS

Exhibit No.	Description of Exhibit
3 ..1	Articles of Incorporation
3 ..2	Bylaws
10.1	Property Agreement
10.2	Report on the Triune Property
10.3	Convertible Debenture Agreement with Donna Donaldson
10.4	Convertible Debenture Agreement with William L. McCullagh
23.1	Auditor’s Consent Letter
23.2	Consent of William G. Timmins, P.Eng.