Form 10KSB
period 2004-06-30
IMPERIAL CONSOLIDATED CAPITAL
filed 2005-01-13
CIK 1116269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number 0-50690

IMPERIAL CONSOLIDATED CAPITAL

(Exact name of small business issuer in its charter)

    Nevada                                                             20-1045768

 (State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada

        89119-3146

(Address of principal executive offices)                                      (Zip Code)

Issuer's telephone number:

(702) 851-3431

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any attachment to this form 10-KSB. []

On January 1 1, 200 5, the aggregate market value of the voting stock of Imperial Consolidated Capital held by non-affiliates of the registrant was $0.  There is currently no public market for the registrant's common stock.  Therefore, the aggregate market value of the stock is deemed to be $0.  At January 1 1, 200 5 there were 10,410,000 shares of common stock of the registrant outstanding, par value $.001.

Issuer's revenue during the year ended June 30, 2004: nil

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

TABLE OF CONTENTS

Page

PART I

Item 1. Description of Business

4

Item 2. Description of Property

4

Item 3. Legal Proceedings

5

Item 4. Submission of Matters to a Vote of Security Holders

5

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

6

Item 6. Management's Discussion and Analysis of Financial Conditions and

6

Results of Operations

Item 7. Financial Statements

8

Item 8. Changes In and Disagreements With Accountants on Accounting and

20

Financial Disclosure

Item 8a. Controls and Procedures

20

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

21

Item 10. Executive Compensation

22

Item 11. Security Ownership of Certain Beneficial Owners and Management

23

Item 12. Certain Relationships and Related Transactions

23

Item 13. Exhibits and Reports on Form 8-K

24

Item 14. Principal Accountant Fees and Services

25

PART I

Item 1.   Description of Business.

We were incorporated in the State of Nevada on Febrary 14, 2000.

We plan to engage in the mineral exploration business in North America.  It intends to explore for minerals and metals, including gold, silver, zinc and lead.

Pursuant to a Property Agreement dated June 1, 2003, we acquired a 100% undivided mineral interest in the Triune Property from William McCullagh for a cash consideration of $25,000, of which $2,500 was payable upon execution of the Agreement, $5,000 on or before August 31, 2004 and the balance of $17,500 on or before August 31, 2005; plus a 1% Net Smelter Return Royalty to a maximum of $1,000,000; and 5,000,000 restricted common shares upon execution of the Agreement.  To date, we has paid $7,500 and issued 5,000,000 restricted common shares.

The Triune Property consists of six mineral claims, the Triune, Enterprise, Silver Chief, Kamloops Fraction, Revenge and Kamloops.  The claims are located about 15 miles southeast of the Village of Trout Lake that is located approximately 48 miles southeast of the Town of Revelstoke, in the Revelstoke Mining District of British Columbia.  It contains a previously semi-exploited vein structure (the Triune vein) and there was limited production in the early part of the twentieth century.  However, at this time the Triune Property has no proven or probable mineral reserves.  We own a 100% undivided mineral interest, and title to the mineral claim gives it the rights to any of the mineral deposits situated on the claims.

We obtained a report on the Triune Property from an independent consultant, W.G. Timmins, P.Eng. dated September 15, 2003. Mr. Timmin's report details the geological and exploration history of the Triune Property, including the land status, climate, geology and mineralization.  Based upon previous exploration activity in the area and his personal knowledge of the property, Mr. Timmins recommends we conduct a specific exploration program on the Triune Property.

A two phase exploration and drilling program has been proposed.  Phase I consists of road access reconstruction, trenching to expose, map and sample the northwest extension of the Triune vein structure and examination of the existing workings and is estimated to cost $25,300.  The samples taken during Phase I would then be assayed for mineral content and depending on the results, a decision would be made whether or not to proceed to Phase II.  If recommended, Phase II would consist of a diamond drilling program to further test extensions of the Triune and Silver Cup veins in the basin area at depth at a proposed cost of $131,100.  This exploration program is designed to efficiently explore and evaluate the mineral claims.  If the results of our initial exploration programs are positive and identify a mineral deposit, it will still be necessary for us to spend substantial additional funds to prove the Triune Property is a commercially viable mineral deposit or reserve.

We have no employees at this time.  Our President, Kerry McCullagh, and Director, Thornton Donaldson, fulfill all administrative and corporate development functions on our behalf.  We will utilize qualified independent contractors to carry out all work on the Triune Property.  Presently, there are no agreements or understandings to hire such independent contractors.

Item 2.   Description of Property.

We are in the business of acquiring and exploring for minerals and metals, including gold, silver, zinc and lead.  We are an early exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Triune Property can be made.

We acquired a 100% undivided interest in the Triune Property pursuant to the terms of an agreement dated June 1, 2003 with William McCullagh.  Our interest in the property is subject to a final cash payment of $17,500 due

August 31, 2005, and a net smelter royalty of 1% to a maximum payment of $1,000,000.  The Triune Property consists of six mineral claims, namely Triune (Lot#5681), Enterprise (Lot#5682), Silver Chief (Lot#5683), Kamloops Fraction (Lot#5684), Revenge (Lot#5685) and Kamloops (Lot#4952), totalling 79.69 hectares.  In order to maintain the claims in good standing, the Company must pay annual taxes to the Province of British Columbia of approximately $99.61.

The property is located 15 miles southwest of Trout Lake, which is some 48 miles southeast of the town of Revelstoke, B.C. situated some 300 miles east of Vancouver, B.C.  The property may be reached by paved highway, gravel road and four-wheel drive road.

The Triune Property contains a previously semi-exploited vein structure (the Triune vein) and there was limited production in the early part of the twentieth century. Past work has included the excavation of four adits and shipment of 534 tons of ore in the early 1900's.  Sporadic work by other groups, aerial tramway constructed and some material mined and shipped in 1916 to 1918, and activity and stockpiling in 1940.  Geologic mappping was carried out and rehabilitation of adits in 1969.  Currently, there are no equipment or facilities present on the property.

Presently, the Triune Property has no proven or probable mineral reserves and the proposed work program is exploratory in nature.  Our title to the mineral claims gives it the rights to any of the mineral deposits situated on the claims.

We rent our principal executive offices located at 6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada 89119-3146.  We do not have a formal written rental agreement and rents its offices on a month to month basis for $150/month.  The offices are not owned by an affiliated party.

We do not anticipate adding additional offices or warehouse space in the next one-year period.

Item 3.   Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the fiscal year ended June 30, 2004.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Price

Our common stock is not yet quoted on any market or quotation system in the United States.  Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the our securities.

Shareholders

As of November 15, 2004, we had 50 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We currently intend to retain earnings for use in our business and do not anticipate paying any dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

We plan to engage in the mineral exploration business in North America; and intend to explore for minerals and metals, including gold, silver, zinc and lead.

Pursuant to a Property Agreement dated June 1, 2003, the Company acquired a 100% undivided mineral interest in the Triune Property from William McCullagh for a cash consideration of $25,000, of which $2,500 was paid upon execution of the Agreement; plus a 1% Net Smelter Return Royalty to a maximum of $1,000,000; and 5,000,000 restricted common shares upon execution of the Agreement.  In August 2004 we paid $5,000, and there remains $17,500 to be paid on or before August 31, 2005.

During the twelve-month period ended June 30, 2004 and to date, there have been no significant changes to the Company's business.

We will have to raise additional capital in the next twelve months.

We do not expect to purchase or sell any equipment in the next twelve months or make any changes in the number of employees.

Liquidity and Capital Resources

We completed private placements totaling 410,000 common shares at US$0.10 per share and the Company recognized $41,000 after expenses of the offering.  The shares were issued in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

We completed a convertible debenture for US$12,500 on August 28, 2003 and a second convertible debenture for US$12,500 on August 29, 2003.  The debentures have a term of two years, bears interest of 10% per annum, with principal and interest convertible to common shares at US$0.10 per share.

Our cash position at June 30, 2004 was $38,508 as compared to $9,407 at December 31, 2003, representing an increase of 309%.

Our net working capital position (current assets less current liabilities) decreased to negative ($22,870) at June 30, 2004 from negative ($24,093) at June 30, 2003, due primarily to funding received from private placements.

During the year ending June 30, 2004, we met all cash flow needs from private placements and convertible debentures.  We believe we will have to sustain our operations during the next twelve months through the sale of debt and/or equity securities, and loans from shareholders.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  We intend that such forward-looking statements be subject to the safe harbors created thereby.  We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise.  The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements.  Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements.  Our actual results may differ materially from such statements.  Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

Item 7. Financial Statements.

Board of Directors and Stockholders

Imperial Consolidated Capital (An Exploration Stage Company)

Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Imperial Consolidated Capital (An Exploration Stage Company) (the Company) as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit of $73,870 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida

November 4, 2004

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

BALANCE SHEETS

JUNE 30,

		2004	2003 (Restated)

ASSETS

Current
Cash		$ 38,508	$ 9,407
Prepaids		1,072	-
Deferred tax asset less valuation allowance of $21,044 and $11,600		-	-

Total assets		$ 39,580	$ 9,407

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities		$ 12,344	$ 8,000
Convertible debentures (Note 6)		27,106	-
Due to related parties (Note 7)		23,000	25,500

Total current liabilities		62,450	33,500

Deficiency in assets
Common stock (Note 8)
Authorized
100,000,000	shares, par value of $0.001
Issued and outstanding
10,410,000	shares (2003 – 10,000,000)	10,410	10,000
Additional paid-in capital		40,590	-
Stock subscriptions received in advance		-	12,000
Deficit accumulated during the exploration stage		(73,870)	(46,093)

Total deficiency in assets		(22,870)	(24,093)

Total liabilities and deficiency in assets		$ 39,580	$ 9,407

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative From Inception (February 14, 2000) to June 30, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003 (Restated)

EXPENSES
Bank charges and interest	$ 2,963	$ 2,595	$ 97
Management fees	5,000	-	-
Mineral property acquisition costs (Note 5)	18,022	-	18,022
Exploration costs	2,120	2,120	-
Office and miscellaneous	1,050	1,050	-
Professional fees	32,303	21,440	5,863
Transfer agent and filing fees	1,611	1,611	-

Loss before income taxes	(63,069)	(28,816)	(23,982)

OTHER ITEMS
Interest and other income	28	-	-
Foreign exchange gain	1,149	1,039	110

	1,177	1,039	110

Loss before income taxes	(61,892)	(27,777)	(23,872)

Provision for income taxes (Note 9)	-	-	-

Net loss	$ (61,892)	$ (27,777)	$ (23,872)

Basic and diluted net loss per share		**	**

Weighted average number of shares outstanding		10,307,781	5,397,260

**Less than $(0.01)

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY IN ASSETS

	Number of Common Shares	Amount of Common Shares	Additional Paid-in Capital	Share Subscriptions Received in Advance	Deficit Accumulated During the Exploration Stage	Total

Balance, February 14, 2000 (date of inception) and June 30, 2000	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share, January 2001	5,000,000	5,000	-	-	-	5,000
Net loss	-	-	-	-	(7,113)	(7,113)

Balance, June 30, 2001	5,000,000	5,000	-	-	(7,113)	(2,113)

Net loss	-	-	-	-	(3,130)	(3,130)

Balance, June 30, 2002	5,000,000	5,000	-	-	(10,243)	(5,243)

Stock subscriptions received in advance	-	-	-	12,000	-	12,000
Common stock issued for Triune property at $0.001 per share, June 2003	5,000,000	5,000	-	-	-	5,000
Constructive dividend for Triune property, June 2003	-	-	-	-	(11,978)	(11,978)
Net loss	-	-	-	-	(23,872)	(23,872)

Balance, June 30, 2003 (Restated)	10,000,000	10,000	-	12,000	(46,093)	(24,093)

Common stock issued for cash at $0.10 per share, September 2003	410,000	410	40,590	(12,000)	-	29,000
Net loss	-	-	-	-	(27,777)	(27,777)

Balance, June 30, 2004	10,410,000	$ 10,410	$ 40,590	-	$ (73,870)	$ (22,870)

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative From Inception (February 14, 2000) to June 30, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (61,892)	$ (27,777)	$ (23,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on convertible debentures	2,106	2,106	-
Mineral property costs	18,022	-	18,022

Changes in assets and liabilities:
Increase in prepaids	(1,072)	(1,072)	-
Increase in accounts payable and accrued liabilities	12,344	4,344	3,000

Net cash used in operating activities	(30,492)	(22,399)	(2,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(2,500)	(2,500)	-

Net cash used in investing activities	(2,500)	(2,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	46,000	29,000	-
Proceeds from issuance of convertible debentures	25,000	25,000	-
Share subscriptions received in advance	-	-	12,000
Advance from related party	500	-	200

Net cash provided by financing activities	71,500	54,000	12,200

Change in cash for the period	38,508	29,101	9,350

Cash, beginning of period	-	9,407	57

Cash, end of period	$ 38,508	$ 38,508	$ 9,407

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities (Note 10)

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

1.

HISTORY AND ORGANIZATION

The Company was incorporated in the State of Nevada on February 14, 2000 and is in the business of mineral property exploration.  The Company is considered to be an exploration stage company as it has not generated revenues from operations.

On June 1, 2003, the Company acquired a 100% interest in the Triune Mine, located in British Columbia, (the “Triune Mine”) from William McCullagh, who is the father of the Company's president (Notes 4 and 5).

2.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock, debentures and other debt.  Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through future equity financings.  Such financings may not be available or may not be available on reasonable terms.

	2004	2003 (as restated)

Deficit accumulated during the exploration stage	$ (73,870)	$ (46,093)

Working capital (deficiency)	(22,870)	(24,093)

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

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

Foreign currency transactions

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.  Foreign currency exchange gain was $1,039 and $110 for the years ended June 30, 2004 and 2003, respectively.  These amounts are included in the statements of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Mineral properties

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards in accordance with SFAS 109.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

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

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Net loss per share (cont'd…)

Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding convertible debentures into common shares would be anti-dilutive. (At June 30, 2004, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 250,000 (outstanding convertible debentures) (June 30, 2003 - $Nil)).

Recent accounting pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003.  The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

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

Fair Value

The carrying amount reported in the balance sheet for cash and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

4.

RESTATEMENT

In October 2004, the Company became aware that management of the Company had executed two separate agreements to acquire the Triune Mine (Note 5).  The first agreement to acquire the Truine Mine was dated June 1, 2003 (the “June 2003 Agreement”) and the second agreement to acquire the Truine Mine was dated August 15, 2003 (the “August 2003 Agreement”), a copy of which was provided to the Company's independent auditors and represented as the only mineral property agreement related to the Truine Mine.  The terms of June 2003 Agreement and the August 2003 Agreement were identical except for the date of execution and slight differences in the payment terms and dates.

In addition, the Company determined that cash received subject to subscription agreements totalling $12,000 should have been recorded as subscriptions received in advance instead of issued and outstanding common stock as the corporate resolution authorizing the issuance of the common stock was not executed until September 30, 2003.

As a result, the Company is, by means of this filing, restating its previously issued financial statements for the year ended June 30, 2003.  The restatement of the Company's balance sheet as at June 30, 2003, resulted in an increase in liabilities of $25,000, an increase in common stock of $4,880, a decrease in additional paid-in capital of $11,880, an increase in share subscriptions received in advance of $12,000 and an increase in the deficit accumulated during the exploration stage of $30,000 of which $18,022 was recorded as mineral property acquisition costs in the statements of operations and $11,978 as a constructive dividend.

5.

MINERAL PROPERTIES

Pursuant to a mineral property agreement dated June 1, 2003, the Company acquired the Triune Mine.  As consideration, the Company agreed to:

i)

pay $25,000, of which $2,500 is payable upon execution of the agreement (paid), $5,000 on or before August 31, 2004 (paid subsequent to year end) and the balance of $17,500 payable on or before August 31, 2005;

ii)

pay a 1% net smelter returns royalty to a maximum of $1,000,000; and

iii)

issue 5,000,000 shares of common stock of the Company at a price of $0.001 per share upon execution of this agreement (issued).

The Company recorded the Triune Mine at the historical cost basis to the relative of the Company's president which was $18,022.  The consideration paid over the historical cost basis of $11,978 was recorded as a constructive dividend.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

6.

CONVERTIBLE DEBENTURES

On August 28, 2003, the Company entered into a convertible debenture agreement with a former director of the Company for $12,500.  The convertible debenture matured on August 28, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share.  The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.

On August 29, 2003, the Company entered into a convertible debenture agreement with a relative of the Company's president for $12,500.  The convertible debenture matured on August 29, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share. The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.

Subsequent to year end, the maturity dates for both debentures were extended by one year.

7.

DUE TO RELATED PARTIES

	2004	2003 (Restated)

Promissory notes to a former director of the Company	$500	$500
Due to a relative of the Company's president	22,500	25,000

	$23,000	$25,500

Promissory notes totaling $500 are due to a former director of the Company.  The notes are unsecured, non-interest bearing and have no fixed terms of repayment.

The $22,500 (2003 - $25,000) is due to a relative of the Company's president under the Triune Mine purchase agreement (Note 5).  This amount is unsecured and non-interest bearing.  The Company must pay $5,000 on or before August 31, 2004 (paid subsequent to year end) and the remaining $17,500 on or before August 31, 2005.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

8.

COMMON STOCK

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

9.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003 (as restated)
Loss before income taxes	$ (27,777)	$ (23,872)

Expected income tax recovery	$ 9,444	$ 8,116
Unrecognized benefit of operating loss carryforwards	(9,444)	(8,116)

Income tax benefit	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2004	2003

Deferred tax assets:
Operating loss carryforwards	$ 21,044	$ 11,600
Valuation allowance	(21,044)	(11,600)

Net deferred tax assets	$ -	$ -

The Company has approximately $61,900 of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and it is more likely than not that these benefits will not be realized.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004 and 2003 (Restated)

10.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES

There were no significant non-cash transactions during the year ended June 30, 2004.

The significant non-cash transaction during the year ended June 30, 2003, consisted of the acquisition of the Triune Mine (Note 5).

11.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaids, accounts payable and accrued liabilities, convertible debentures and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

12.

SEGMENT INFORMATION

The Company currently conducts all of its exploration activities in Canada.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants, Dohan and Company.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports we file or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position with the Company
Kerry McCullagh	47	President, Chief Financial Officer and Director
Thornton Donaldson	74	Secretary/Treasurer and Director

Kerry McCullagh has been a Director of the Company since April 2003 and President / Chief Financial Officer of the Company since October, 2003.  Mr. McCullagh spends approximately 25% of his time on the Company's business.  Mr. McCullagh has been involved in the mineral exploration industry for more than twenty years though he has no professional training or technical credentials in the exploration, development and/or operations of metal mines.  He has not held any positions with any other companies in the business of exploration, development and/or operation of metal mines.  He has participated in production gold mining, extensive exploration programs including preliminary sampling, trenching, as well as diamond drilling programs in both North and Central America.  For the past 5 years, he has been self-employed providing business development services to Polar Capital Corp., a private venture capital firm.  He is not currently an officer or director of any other publicly listed company.

Mr. Donaldson has been a Director of the Company since June 2003 and Secretary/Treasurer of the Company since October, 2003.  Mr. Donaldson spends approximately 10% of his time on the Company's business.  Mr. Donaldson has a degree in Geological engineering from the University of British Columbia and is a member of the Association of Professional Engineers of British Columbia.  Mr. Donaldson has been involved in the resource industry for more than forty years.  He has participated in both production and exploration projects in USA and Canada as well as both Central and South America.  The focus of these projects has been very diversified, including gold, silver, tin, diamonds, sulphur, uranium and the petroleum industry.  Mr. Donaldson's background also includes finance and investment, with years in the investment industry where he specialized in public underwriting and private placements for junior resource companies.  For the past 5 years Mr. Donaldson has been Chairman of the Board, President and Director for Canwest Petroleum Corp., a publicly listed Colorado Corporation involved in the North American petroleum industry that trades on the OTCBB exchange.

William McCullagh, Kerry McCullagh and Thornton Donaldson are promoters of the Company.

Currently there are no agreements or understanding for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person.

We ha ve no audit committee financial expert, as defined under Section 228.401, serving on our audit committee because we ha ve no audit committee and are not required to have an audit committee because we are not a listed security as defined in Section 240.10A-3.  Presently, our board of directors performs similar functions to an audit committee.

We have not adopted a Code of Ethics and Business Conduct applicable to principal executive officers.  The current President has been an executive officer of our Company for approximately 18 months.   As new executive officers are appointed in the future, we intend to adopt a Code of Ethics and Business Conduct and post the same on our website.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth, for the years ended June 30, 2004 and 2003, the aggregate remuneration paid or payable by us to the person who acted as Chief Executive Officer during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2004 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compe- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Kerry McCullagh, President, Chief Financial Officer, Director	6/31/04 6/31/03	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Thornton Donaldson, Secretary, Treasurer and Director	6/31/04 6/31/03	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Any compensation received by our officers, directors, and management personnel will be determined from time to time by the Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

No other compensation has been paid to any officer and/or director for his services rendered to, nor has any received such compensation in the past.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no person, who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12

(“Reporting Person”), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a).  Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class	Name and Address of Shareholder	Number of Shares	Percent of Class
Common Stock	Kerry McCullagh 6075 South Eastern Avenue Suite 1 Las Vegas, Nevada 89119-3146	0	0%
Common Stock	Thornton Donaldson 6075 South Eastern Avenue Suite 1 Las Vegas, Nevada 89119-3146	35,000	0.34%
Common Stock	William McCullagh 6075 South Eastern Avenue Suite 1 Las Vegas, Nevada 89119-3146	5,000,000	48%
Common Stock	Officers and Directo rs as a Group (2 persons)	35,000	0.34%

Item 12. Certain Relationships and Related Transactions.

Kerry McCullagh, President and Director of the Company is the son of William McCullagh, the individual who sold the Triune Property to the Company and is currently our largest shareholder.  The amount paid for the Triune Property was determined based on negotiations that considered the Triune Property's history of limited production and its current value for mineral exploration.  This was determined by all of our Directors at the time, Donna Lavigne, Kerry McCullagh and Thornton Donaldson, and the Property owner, William McCullagh.

William McCullagh's cost for the Triune Property was $18,022.

William McCullagh, Kerry McCullagh and Thornton Donaldson are promoters of this Company.

On August 28, 2003, we entered into a Convertible Debenture Agreement with a former Director of the Company, Donna Donaldson for a loan of $12,500.  The term of the loan are for one (1) year at an interest of ten (10%) per annum convertible at a price of $0.10 per share.  No principal or interest has been paid to date.  The term of this loan has been extended to August 28, 2005.

On August 29, 2003, we entered into a Convertible Debenture Agreement with William McCullagh for a loan of $12,500.  The term of the loan are for one (1) year at an interest of ten (10%) per annum convertible at a price of $0.10 per share.  No principal or interest has been paid to date.  The term of this loan has been extended to August 28, 2005.

Item 13. Exhibits

Exhibits:

Exhibit Number 3.1 3.2 10 31 32

Title

Articles of Incorporation are attached to the Company's Form 10-SB, filed on July 22, 2004. This exhibit is incorporated by reference to that Form.

Bylaws are attached to the Company's Form 10-SB, filed on July 22, 2004.  This exhibit is incorporated by reference to that Form.

Property Agreement is attached to the Company's Form 10-SB, filed on July 22, 2004.  This exhibit is incorporated by reference to that Form.

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ..

Location Attached Attached

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For each of the last two fiscal years professional services rendered by the principal accountant for the audit of the registrants annual financial statements and review of financial statements 10-QSB (17CFR 249.308b) or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years:

For the fiscal year ended June 30, 2003 - $6,100.

For the fiscal year ended June 30, 2004 - $7,660.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related service by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

For the fiscal year ended June 30, 2003 - $0

For the fiscal year ended June 30, 2004 - $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning:

For the fiscal year ended June 30, 2003 - $0

For the fiscal year ended June 30, 2004 - $0

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through Item 9(e)(3) of Schedule 14A.

For the fiscal year ended June 30, 2003 - $0

For the fiscal year ended June 30, 2004 - $0

Audit Committee Pre-Approval Policies and Procedures

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imperial Consolidated Capital

/s/ Kerry McCullagh

By:

President, Chief Financial Officer and Director

Dated: January 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kerry McCullagh

By:  Kerry McCullagh

President, Chief Financial Officer and Director

Dated: January 11, 2005

/s/ Thornton Donaldson

By: Thornton Donaldson

Secretary and Director

Dated: January 11, 2005

Exhibit 31.1

CERTIFICATIONS

I, , President and Chief Financial Officer of the Company certify that:

1.

I have reviewed this annual report on Form 10-KSB of Imperial Consolidated Capital;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report.

4.

The Small Business Issuer's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Small Business Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of Small Business Issuer's board of directors  (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

Date:

January 11, 2005.

/s/ Kerry McCullagh

By:  Kerry McCullagh

President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Imperial Consolidated Capital a Nevada corporation (the “Company”), on Form 10-KSB for the year ending June 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:

January 11, 2005.

/s/ Kerry McCullagh

By:  Kerry McCullagh

President and Chief Financial Officer