Form 10QSB
period 2004-09-30
IMPERIAL CONSOLIDATED CAPITAL
filed 2005-01-13
CIK 1116269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ________

Commission File No. 0-50690

IMPERIAL CONSOLIDATED CAPITAL

(Exact name of small business issuer as specified in its charter)

             Nevada                                                                       20-1045768

(State or other jurisdiction of incorporation or organization)          (IRS Employer ID)

6075 South Eastern Avenue, Suite 1, Las Vegas, Nevada 89119-3146

(Address of principal executive offices)

(702) 851-3431

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

As of January 14, 2005, 10,410,000 shares of c ommon s tock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

TABLE OF CONTENTS

Page

PART I

Item 1. Financial Information

3

Item 2. Management's Discussion and Analysis or Plan of Operation

14

Item 3. Controls and Procedures

15

PART II

Item 1.   Legal Proceedings

16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.  Defaults Upon Senior Securities

16

Item 4.   Submission of Matters to a Vote of Security Holders

16

Item 5.  Other Information

16

Item 6.  Exhibits

16

P ART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

Financial Information

Page

Balance Sheet

September 30, 2004 (unaudited)

  2

Statements of Operations

Cumulative Amounts from Inception to September 30, 2004 and

Three Months Ended September 30, 2004 and 2003 (unaudited)

  3

Statements of Cash Flows

Cumulative Amounts from Inception to September 30, 2004 and

Three Months Ended September 30, 2004 and 2003 (unaudited)

  4

Notes to Financial Statements

  5

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

		September 30, 2004

ASSETS

Current
Cash		$ 26,141
Prepaids		878
Deferred tax asset less valuation allowance of $22,892		-

Total assets		$ 27,019

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities		$ 9,590
Convertible debentures (Note 6)		27,736
Due to related parties (Note 7)		18,000

Total current liabilities		55,326

Contingency (Note 2)

Deficiency in assets
Common stock (Note 8)
Authorized
100,000,000 shares,	par value of $0.001
Issued and outstanding
10,410,000 shares		10,410
Additional paid-in capital		40,590
Deficit accumulated during the exploration stage		(79,307)

Total deficiency in assets		(28,307)

Total liabilities and deficiency in assets		$ 27,019

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception (February 14, 2000) to September 30, 2004	Three-Month Period Ended September 30, 2004	Three-Month Period Ended September 30, 2003

EXPENSES
Bank charges and interest	$ 3,651	$ 688	$ 305
Management fees	5,000	-	-
Mineral property acquisition costs (Note 5)	18,022	-	-
Exploration costs	2,120	-	1,924
Office and miscellaneous	1,050	-	-
Professional fees	36,877	4,574	-
Transfer agent and filing fees	1,978	367	-
Website design and maintenance	503	503	-

Loss before other items and income taxes	(69,201)	(6,132)	(2,229)

OTHER ITEMS
Interest and other income	28	-	-
Foreign exchange gain	1,844	695	774

	1,872	695	774

Loss before income taxes	(67,329)	(5,437)	(1,455)

Provision for income taxes	-	-	-

Net loss	$ (67,329)	$ (5,437)	$ (1,455)

Basic and diluted net loss per share		**	**

Weighted average number of shares outstanding (basic and diluted)		10,410,000	10,000,000

**Less than $(0.01)

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception (February 14, 2000) to September 30, 2004	Three-Month Period Ended September 30, 2004	Three-Month Period Ended September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (67,329)	$ (5,437)	$ (1,455)
Items not affecting cash:
Accrued interest on convertible debentures	2,736	630	229
Mineral property costs	18,022	-	-

Changes in assets and liabilities:
(Increase) decrease in prepaids	(878)	194	-
Increase (decrease) in accounts payable and accrued liabilities	9,590	(2,754)	-

Net cash used in operating activities	(37,859)	(7,367)	(1,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(7,500)	(5,000)	-

Net cash used in investing activities	(7,500)	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	46,000	-	29,000
Proceeds from issuance of convertible debentures	25,000	-	25,000
Due to related parties	500	-	-

Net cash provided by financing activities	71,500	-	54,000

Change in cash for the period	26,141	(12,367)	52,774

Cash, beginning of period	-	38,508	9,407

Cash, end of period	$ 26,141	$ 26,141	$ 62,181

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

1.

HISTORY AND ORGANIZATION

The Company was incorporated in the State of Nevada on February 14, 2000, and is the business of mineral property exploration.  The Company is considered to be an exploration stage company as it has not generated revenues from operations.

On June 1, 2003, the Company acquired a 100% interest in the Triune Mine, located in British Columbia, (the “Triune Mine”) from William McCullagh, who is the father of the Company’s president (Notes 4 and 5)

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2004.  The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending June 30, 2005.

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

September 30, 2004

Deficit accumulated during the exploration stage	$ (79,307)

Working capital (deficiency)	(28,307)

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Imperial Consolidated Capital (the "Company") in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission for Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended June 30, 2004, included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.  Foreign currency exchange gain was $695 and $774 for the three months ended September 30, 2004 and 2003, respectively.  These amounts are included in the statements of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

As of September 30, 2004, there were 250,000 potentially dilutive securities outstanding (September 30, 2003 – Nil).

Recent accounting pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003.  The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

4.

RESTATEMENT

In October 2004, the Company became aware that management of the Company had executed two separate agreements to acquire the Triune Mine (Note 5).  The first agreement to acquire the Truine Mine was dated June 1, 2003 (the “June 2003 Agreement”) and the second agreement to acquire the Truine Mine was dated August 15, 2003 (the “August 2003 Agreement”), a copy of which was provided to the Company’s independent auditors and represented as the only mineral property agreement related to the Truine Mine.  The terms of June 2003 Agreement and the August 2003 Agreement were identical except for the date of execution and slight differences in the payment terms and dates.

In addition, the Company determined that cash received subject to subscription agreements totalling $12,000 should have been recorded as subscriptions received in advance instead of issued and outstanding common stock as the corporate resolution authorizing the issuance of the common stock was not executed until September 30, 2003.

As a result, the Company restated its previously issued financial statements for the year ended June 30, 2003.  The restatement of the Company’s balance sheet as at June 30, 2003 resulted in an increase in liabilities of $25,000, an increase in common stock $4,880, a decrease in additional paid-in capital of $11,880, an increase in share subscriptions received in advance of $12,000 and an increase in the deficit accumulated during the exploration stage of $30,000 of which $18,022 was recorded as mineral property acquisition costs in the statements of operations and $11,978 as a constructive dividend.

The September 30, 2003 , financial information included in these financial statements has not been presented as restated because this financial information is being presented for the first time.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

5.

MINERAL PROPERTIES

Pursuant to a mineral property agreement dated June 1, 2003, the Company acquired the Triune Mine.  As consideration, the Company agreed to:

i)

pay $25,000, of which $2,500 is payable upon execution of the agreement (paid), $5,000 on or before August 31, 2004, (paid) and the balance of $17,500 payable on or before August 31, 2005;

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

6.

CONVERTIBLE DEBENTURES

On August 28, 2003, the Company entered into a convertible debenture agreement with a former director of the Company for $12,500.  The convertible debenture originally matured on August 28, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share.  The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.  During the three month period ended September 30, 2004, the maturity date was extended by one year to August 28, 2005.

On August 29, 2003, the Company entered into a convertible debenture agreement with a relative of the Company’s president for $12,500.  The convertible debenture matured on August 29, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share. The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.  During the three month period ended September 30, 2004, the maturity date was extended by one year to August 29, 2005.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

7.

DUE TO RELATED PARTIES

September 30, 2004

Promissory notes to a former director of the Company	$ 500
Due to a relative of the Company’s president	17,500

$ 18,000

Promissory notes totaling $500 are due to a former director of the Company.  The notes are unsecured, non-interest bearing and have no fixed terms of repayment.

The $17,500 is due to a relative of the Company’s president under the Triune Mine purchase agreement (Note 5).  This amount is unsecured, non-interest bearing and repayment is due on or before August 31, 2005.

8.

COMMON STOCK

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

9.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

September 30, 2004
Loss before income taxes	$ (5,437)

Expected income tax recovery	$ 1,849
Unrecognized benefit of operating loss carryforwards	(1,849)

Income tax benefit	$ -

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

9.

INCOME TAXES (cont’d…)

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

September 30, 2004

Deferred tax assets:
Operating loss carryforwards	$ 22,892
Valuation allowance	(22,892)

Net deferred tax assets	$ -

The Company has approximately $67,329 of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

10.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, convertible debentures and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

11.

SEGMENT INFORMATION

The Company currently conducts all of its operations

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended September 30, 2004.

General Overview

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

We obtained a report on the Triune Property from an independent consultant, W.G. Timmins, P.Eng. dated September 15, 2003. Mr. Timmin’s report details the geological and exploration history of the Triune Property, including the land status, climate, geology and mineralization.  Based upon previous exploration activity in the area and his personal knowledge of the property, Mr. Timmins recommends that we conduct a specific exploration program on the Triune Property.

A two phase exploration and drilling program has been proposed.  Phase I consists of road access reconstruction, trenching to expose, map and sample the northwest extension of the Triune vein structure and examination of the existing workings and is estimated to cost $25,300.  The samples taken during Phase I would then be assayed for mineral content and depending on the results, a decision would be made whether or not to proceed to Phase II.  If recommended, Phase II would consist of a diamond drilling program to further test extensions of the Triune and Silver Cup veins in the basin area at depth at a proposed cost of $131,100.  This exploration program is designed to efficiently explore and evaluate the mineral claims.  If the results of the Compnay's initial exploration programs are positive and identify a mineral deposit, it will still be necessary for the Company to spend substantial additional funds to prove the Triune Property is a commercially viable mineral deposit or reserve.

We have no employees at this time.  The President of the Company, Kerry McCullagh, and Director, Thornton Donaldson, fulfill all administrative and corporate development functions on behalf of the Company.  We will utilize qualified independent contractors to carry out all work on the Triune Property.  Presently, there are no agreements or understandings to hire such independent contractors.

Results of Operations

Three-Month Period Ended September 30, 2004, compared to September 30, 2003.

We have had no revenues from inception.

General and Administrative expenses for the three-month period ended September 30, 2004, were $69,201 as compared to $6,132 for the three-month period ended September 30, 2003, representing an increase of 1,029%. This increase was primarily attributed to increasing costs relating to the property acquisition and professional fees incurred as a result of our becoming a reporting issuer.

We incurred no Research and Development costs during the three-month period ended September 30, 2004.

Liquidity and Capital Resources

No securities were issued during this quarterly period.

Our cash position at September 30, 2004 was $26,141 as compared to $38,508 at June 30, 2004, representing an decrease of 32%.

Our net working capital position (current assets less current liabilities) increased to negative ($28,307) at September 30, 2004 from negative ($22,870) at June 30, 2004, due primarily to expenses incurred in becoming a reporting issuer.

During the three-month period ending September 30, 2004, we met all cash flow needs from the previous sale of restricted common shares, plus funds borrowed by way of convertible debentures.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  We intend that such forward-looking statements be subject to the safe harbors created thereby.  We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise.  The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements.  Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements.  Our actual results may differ materially from such statements.  Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB.

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

Item 3.

Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.  Such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 45 days prior to the filing date of this quarterly report on Form 10-QSB, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No changes were made to internal disclosure controls from the prior fiscal quarter.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against us.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None,

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number 31 32

Title

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Location Attached Attached

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imperial Consolidated Capital

(Registrant)

Date: January 11, 2005

/s/ Kerry McCullagh

By:  Kerry McCullagh

President, Chief Financial Officer and Director

Date: January 11, 2005

/s/ Thornton Donaldson

By: Thornton Donaldson

Secretary and Director

CERTIFICATIONS

I, , President and Chief Financial Officer of the Company certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Imperial Consolidated Capital;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report.

4.  The Small Business Issuer’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:

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

Disclosed in this report any change in the Small Business Issuer’s internal control over financial reporting that occurred during the Small Business Issuer’s first fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer’s internal control over financial reporting; and

5. The Small Business Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer’s auditors and the audit committee of Small Business Issuer’s board of directors  (or persons performing the equivalent function):

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

By:  Kerry McCullagh

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Imperial Consolidated Capital a Nevada corporation (the “Company”), on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:

January 11, 2005.

/s/ Kerry McCullagh

By:  Kerry McCullagh

President and Chief Financial Officer