Form 10QSB
period 2004-12-31
IMPERIAL CONSOLIDATED CAPITAL
filed 2005-03-10
CIK 1116269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(702) 851-3431

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

As of January 14, 2005, 10,410,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

Financial Information	Page

Balance Sheet
December 31, 2004 (unaudited)	2

Statements of Operations
Cumulative Amounts from Inception to December 31, 2004 and Three Months Ended December 31, 2004 and 2003 (unaudited) Six Months Ended December 31, 2004 and 2003 (unaudited)	3

Statements of Cash Flows
Cumulative Amounts from Inception to December 31, 2004 and Six Months Ended December 31, 2004 and 2003 (unaudited)	4

Notes to Financial Statements	5

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

December 31, 2004

ASSETS

Current
Cash	$31,498
Prepaid expenses	486
Deferred tax asset less valuation allowance of $ 26,259	-

Total assets	$31,984

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$16,500
Convertible debentures (Note 6)	33,487
Due to related parties (Note 7)	18,000

Total current liabilities	67,987

Commitments and contingency (Notes 2 and 5)

Deficiency in assets
Common stock (Note 6)
Authorized
100,000,000 shares par value of $0.001
Issued and outstanding
10,410,000 shares	10,410
Additional paid-in capital	40,590
Deficit accumulated during the exploration stage	(87,003)

Total deficiency in assets	(36,003)

Total liabilities and deficiency in assets	$31,984

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception (February 14, 2000) to December 31, 2004	Three-Month Period Ended December 31, 2004	Three-Month Period Ended December 31, 2003	Six-Month Period Ended December 31, 2004	Six-Month Period Ended December 31, 2003

EXPENSES
Bank charges and interest	$4,437	$786	$665	$1,474	$970
Management fees	5,000	-	-	-	-
Mineral property acquisition costs (Note 5)	18,022	-	-	-	-
Exploration costs	2,120	-	-	-	1,924
Office and miscellaneous	1,050	-	-	-	-
Professional fees	44,752	7,875	4,675	12,449	4,675
	-	-	-	-
Transfer agent and filing fees	2,320	342	524	709	524
Website design and maintenance	553	50	-	553	-

Loss before other items and income taxes	(78,254)	(9,053)	(5,864)	(15,185)	(8,093)

OTHER ITEMS

Interest and other income	28	-	-	-	-
Foreign exchange gain	3,201	1,357	1,085	2,052	1,859

	3,229	1,357	1,085	2,052	1,859

Loss before income taxes	(75,025)	(7,696)	(4,779)	(13,133)	(6,234)

Provision for income taxes	-	-	-	-	-

Net loss	$(75,025)	$(7,696)	$(4,779)	$(13,133)	$(6,234)

Basic and diluted net loss per share	**	**	**	**	**

Weighted average number of shares outstanding (basic and diluted)		10,410,000	10,410,000	10,410,000	10,206,120

**Less than $(0.01)

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception (February 14, 2000) to December 31, 2004	Six-Month Period Ended December 31, 2004	Six-Month Period Ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,025)	$(13,133)	$(6,234)
Items not affecting cash:
Accrued interest on convertible debentures	3,487	1,381	860
Mineral property costs	18,022	-	-

Changes in assets and liabilities:
(Increase) decrease in prepaids	(486)	586	-
Increase in accounts payable and accrued liabilities	16,500	4,156	4,675

Net cash used in operating activities	(37,502)	(7,010)	(699)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(7,500)	(5,000)	(2,500)

Net cash used in investing activities	(7,500)	(5,000)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	46,000	-	29,000
Proceeds from issuance of convertible debentures	30,000	5,000	25,000
Due to related parties	500	-	-

Net cash provided by financing activities	76,500	5,000	54,000

Change in cash for the period	31,498	(7,010)	50,801

Cash, beginning of period	-	38,508	9,407

Cash, end of period	$31,498	$31,498	$60,208

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

1.

HISTORY AND ORGANIZATION

The Company was incorporated in the State of Nevada on February 14, 2000, and is the business of mineral property exploration.  The Company is considered to be an exploration stage company as it has not generated revenues from operations.

On June 1, 2003, the Company acquired a 100% interest in the Triune Mine, located in British Columbia, (the “Triune Mine”) from William McCullagh, who is the father of the Company’s president (Notes 4 and 5).

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2004.  The results of operations for the six-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ending June 30, 2005.

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

December 31, 2004

Deficit accumulated during the exploration stage	$ (87,003)

Working capital (deficiency)	(36,003)

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

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

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.  Foreign currency exchange gain was $2,052 and $1,859 for the six months ended December 31, 2004 and 2003, respectively.  These amounts are included in the statements of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

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

As of December 31, 2004, there were 300,000 potentially dilutive securities outstanding.

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

The adoption of this new pronouncement is not expected to have a material effect on the Company's financial position or results of operations.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

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

The December 31, 2003 financial information included in these financial statements has not been presented as restated because this financial information is being presented for the first time.

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

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

6.

CONVERTIBLE DEBENTURES

On August 28, 2003, the Company entered into a convertible debenture agreement with a former director of the Company for $12,500.  The convertible debenture originally matured on August 28, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share.  The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.  During the six month period ended December 31, 2004, the maturity date was extended by one year to August 28, 2005.

On August 29, 2003, the Company entered into a convertible debenture agreement with a relative of the Company’s president for $12,500.  The convertible debenture matured on August 29, 2004 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share. The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.  During the six month period ended December 31, 2004, the maturity date was extended by one year to August 29, 2005.

On October 4, 2004, the Company entered into a convertible debenture agreement with a relative of the Company’s president for $5,000.  The convertible debenture will mature on October 4, 2005 and bears interest at 10% per annum, due on or before the end of the term.  The convertible debenture permits the holder to convert all or a portion of the debt plus accrued interest into shares of common stock of the Company at a price of $0.10 per share. The Company will issue shares to the holder at any time prior to repayment of the debenture provided the Company has received written notice and an executed subscription agreement.

7.

DUE TO RELATED PARTIES

December 31, 2004

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

DECEMBER 31, 2004

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

9.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

December 31, 2004
Loss before income taxes	$ (13,133)

Expected income tax recovery	$ 4,597
Unrecognized benefit of operating loss carryforwards	(4,597)

Income tax benefit	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

December 31, 2004

Deferred tax assets:
Operating loss carryforwards	$ 26,259
Valuation allowance	(26,259)

Net deferred tax assets	$ -

The Company has approximately $75,000 of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

IMPERIAL CONSOLIDATED CAPITAL

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2004

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

11.

SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month and six month periods ended December 31, 2004.

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

A two phase exploration and drilling program has been proposed.  Phase I consists of road access reconstruction, trenching to expose, map and sample the northwest extension of the Triune vein structure and examination of the existing workings and is estimated to cost $25,300.  The samples taken during Phase I would then be assayed for mineral content and depending on the results, a decision would be made whether or not to proceed to Phase II.  If recommended, Phase II would consist of a diamond drilling program to further test extensions of the Triune and Silver Cup veins in the basin area at depth at a proposed cost of $131,100.  This exploration program is designed to efficiently explore and evaluate the mineral claims.  If the results of the Company's initial exploration programs are positive and identify a mineral deposit, it will still be necessary for the Company to spend substantial additional funds to prove the Triune Property is a commercially viable mineral deposit or reserve.

We have no employees at this time.  The President of the Company, Kerry McCullagh, and Director, Thornton Donaldson, fulfill all administrative and corporate development functions on behalf of the Company.  We will utilize qualified independent contractors to carry out all work on the Triune Property.  Presently, there are no agreements or understandings to hire such independent contractors.

Results of Operations

Three-Month Period Ended December 31, 2004, compared to December 31, 2003.

We have had no revenues since inception.

General and Administrative expenses for the three-month period ended December 31, 2004, were $9,053 as compared to $5,864 for the three-month period ended December 31, 2003, representing an increase of 54%.General and Administrative expenses for the six month period ended December 31, 2004, were $15,185 as compared to $8,093 for the six month period ended December 31, 2003, representing an increase of 88%. These increases were primarily attributed to increasing costs relating to professional fees incurred in becoming a reporting issuer.

We incurred no Research and Development costs during the three-month period ended December 31, 2004.

Liquidity and Capital Resources

No securities were issued during this quarterly period.

Our cash position at December 31, 2004, was $31,498 as compared to $26,141 at September 30, 2004, representing an increase of 20.5%.

Our net working capital position (current assets less current liabilities) increased to negative ($36,003) at December 31, 2004 from negative ($28,307) at September 30, 2004, due primarily to expenses incurred in becoming a reporting issuer.

During the three-month period ending December 31, 2004, we met all cash flow needs from the previous sale of restricted common shares, plus funds borrowed by issuance of convertible debentures.

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

Date: March 7, 2005

/s/ Kerry McCullagh

By:  Kerry McCullagh

President, Chief Financial Officer and Director

Date: March 7, 2005

/s/ Thornton Donaldson

By: Thornton Donaldson

Secretary and Director

CERTIFICATIONS

I, Kerry McCullagh, President and Chief Financial Officer of the Company certify that:

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

March 7, 2005.

/s/ Kerry McCullagh

By:  Kerry McCullagh

President, Chief Financial Officer and Director

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Imperial Consolidated Capital a Nevada corporation (the “Company”), on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, Kerry McCullagh, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:

March 7, 2005.

/s/ Kerry McCullagh

By:  Kerry McCullagh

President, Chief Financial Officer and Director